Form 10-K
period 1998-12-31
CWABS INC ASSET BACKED CERTIFICATES SERIES 1998-3
filed 1999-03-31
CIK 1074156

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    ------

                                   FORM 10-K

(Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 1998
                                      -----------------

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _______

                     Commission file number: 333-60823-02
                                             ------------


                                  CWABS, Inc.
                   Asset-Backed Certificates, Series 1998-3
                   ------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                      95-4596514
---------------------------------                 ------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

c/o      Countrywide Home Loans, Inc.
         4500 Park Granada
         Calabasas, California                           91302
---------------------------------            ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (818) 225-3240
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No _____
                                                  ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

State the number of shares of common stock of the Registrant outstanding as of December 31, 1998: Not applicable
                       --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the CWABS, Inc., Asset-Backed Certificates, Series 1998-3 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of November 1, 1998 (the "Pooling and Servicing Agreement") among CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of the CWABS, Inc., Asset-Backed Certificates, Series 1998-3 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to CWMBS, Inc.
(February 3, 1994) (collectively, the "Relief Letters").

PART I


ITEM 1.  BUSINESS

         Not applicable in reliance on the Relief Letters.

ITEM 2.  PROPERTIES

         Not applicable in reliance on the Relief Letters.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Certificates.

         (b) At December 31, 1998, there were 3 holders of record of each of the Certificates.

         (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable in reliance on the Relief Letters.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable in reliance on the Relief Letters.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)   Not applicable in reliance on the Relief Letters.

         (b)   Not applicable in reliance on the Relief Letters.

         (c)   Not applicable in reliance on the Relief Letters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)   Not applicable in reliance on the Relief Letters.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                     (a) (1) Pursuant to the Pooling and Servicing Agreement,
                the Master Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer"). The Master Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is included as
                Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered on or before the later of (i) May 31 of each year, beginning with May 31, 1999 or
                (ii) within 30 days of the issuance of the annual audited financial statements beginning with the audit for the period ending in 1999.

         (2)    Not applicable.

         (3)    The required exhibits are as follows:

                                Exhibit 3(i):  Copy of Company's Certificate
                of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                                Exhibit 3(ii):  Copy of Company's By-laws
                (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                                Exhibit 4:  Pooling and Servicing Agreement
                 (Filed as part of the Registrant's Current Report on Form 8-K dated December 11, 1998).

                             Exhibit 99.1: Annual Statement of the Master Servicer.

                  (b) Current Reports on Form 8-K filed during the quarter
                 ending December 31, 1998:

                  Date                                         Items Reported
                  ----                                         --------------

                  December 28, 1998         Monthly Report sent to certificate
                                            holders with the December 1998
                                            distribution

                  (c)   See subparagraph (a)(3) above.

                  (d)   Not applicable.  See the Relief Letters.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letters.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CWABS, INC., ASSET-BACKED CERTIFICATES,
                                SERIES 1998-3

                                By:   Countrywide Home Loans, Inc.,
                                      as Master Servicer*


                                By:   /s/ David Walker
                                      -----------------------------
                                      Name:  David Walker
                                      Title: Executive Vice President

                                Date:  March 30, 1999









----------------

* This Report is being filed by the Master Servicer on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

EXHIBIT INDEX


                                                            Sequential
Exhibit  Document                                           Page Number
-----------------                                           ------------

3(i)                       Company's Certificate of Incorporation (Filed as
                  an Exhibit to Registration Statement on Form S-3
                  (File No. 333-11095))  *

3(ii)                      Company's By-laws (Filed as an Exhibit to
                  Registration Statement on Form S-3 (File No. 333-11095))  *

4                          Pooling and Servicing Agreement (Filed as part
                  of the Company's Current Report on Form 8-K dated December 11, 1998) *

99.1              Annual Statement of the Master Servicer.................11












---------------

*        Incorporated herein by reference.

EXHIBIT 99.1


                         COUNTRYWIDE HOME LOANS, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER


                                  CWABS, INC.
                   ASSET-BACKED CERTIFICATES, SERIES 1998-3


         The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.17 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

         (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

         (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.




/s/ Thomas H. Boone                              Dated: March 29, 1999
----------------------------
Name:  Thomas H. Boone
Title: Managing Director,
         Portfolio Management



/s/ David M. Walker                              Dated:  March 29, 1999
----------------------------
Name:  David M. Walker
Title: Executive Vice President